Form 10-Q
period 2026-03-31
BTC Development Corp.
filed 2026-05-12
CIK 2042292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 12, 2026, there were 26,060,000 Class A ordinary shares, $0.0001 par value and 8,686,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BTC DEVELOPMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BTC DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,448,349	$1,985,699
Prepaid expenses	179,663	132,933
Prepaid insurance	87,500	87,500
Total Current Assets	1,715,512	2,206,132

Long-term prepaid insurance	43,750	65,625
Marketable securities held in Trust Account	257,254,864	255,012,555
Total Assets	$259,014,126	$257,284,312

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$75,000	$75,000
Accrued expenses	50,224	21,958
Total Current Liabilities	125,224	96,958
Deferred underwriting fee payable	10,780,000	10,780,000
Total Liabilities	10,905,224	10,876,958

Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.17 and $10.08 per share as of March 31, 2026 and December 31, 2025, respectively	257,254,864	255,012,555

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	76	76
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,686,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	869	869
Additional paid-in capital	—	—
Accumulated deficit	(9,146,907)	(8,606,146)
Total Shareholders’ Deficit	(9,145,962)	(8,605,201)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$259,014,126	$257,284,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Formation, general and administrative costs	$540,761	$35,626
Loss from Operations	(540,761)	(35,626)

Other income:
Interest earned on marketable securities in Trust Account	2,242,309	—

Net income (loss)	$1,701,548	$(35,626)

Weighted average shares Class A outstanding, basic and diluted	26,060,000	—
Basic and diluted net income (loss) per Class A ordinary share	$0.05	$—
Weighted average shares Class B outstanding, basic and diluted	8,686,667	1
Basic and diluted net income (loss) per Class B ordinary share	$0.05	$(35,626)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	760,000	$76	8,686,667	$869	$—	$(8,606,146)	$(8,605,201)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,242,309)	(2,242,309)

Net income	—	—	—	—	—	1,701,548	1,701,548

Balance – March 31, 2026 (unaudited)	760,000	$76	8,686,667	$869	$—	$(9,146,907)	$(9,145,962)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	1	$—	$24,131	$(51,644)	$(26,644)

Net loss	—	—	—	—	—	(35,626)	(35,626)

Balance – March 31, 2025 (unaudited)	—	$—	1	$—	$24,131	$(87,270)	$(62,270)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,701,548	$(35,626)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of accrued expenses through advances from related party	—	27,680
Interest earned on marketable securities held in Trust Account	(2,242,309)	—
Changes in operating assets and liabilities:
Prepaid expenses	(46,730)	—
Prepaid insurance	21,875	—
Accrued expenses	28,266	7,946
Net cash used in operating activities	(537,350)	—

Net Change in Cash	(537,350)	—
Cash – Beginning of year	1,985,699	—
Cash – End of period	$1,448,349	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$154,287
Deferred/accrued offering costs paid from advances from related party	$—	$20,362

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from April 3, 2023 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 760,000 units (each, a “Placement Unit” and collectively, the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to BTC Development Sponsor LLC, a Delaware limited liability company (together with BTC Development Advisors LLC, a Delaware limited liability company, the “sponsors”), and the underwriters, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”) and Keefe, Bruyette & Woods, Inc. (“KBW”), generating gross proceeds of $7,600,000. Of those 760,000 Placement Units, BTC Development Sponsor LLC purchased 512,500 Placement Units and CCM and KBW purchased an aggregate of 247,500 Placement Units.

Transaction costs amounted to $16,037,284, consisting of $4,400,000 of cash underwriting fee, $10,780,000 of deferred underwriting fee, and $857,284 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account, if any). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering on October 1, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units was placed in a trust account (“Trust Account”), located in the United States and invested only in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

MARCH 31, 2026

(UNAUDITED)

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the prior consent of the Company. The Company may waive this restriction in its sole discretion.

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

The Company will have 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24-month period) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Liquidity and Capital Resources

As of March 31, 2026, the Company had $1,448,349 in cash and a working capital surplus of $1,590,288.

In order to finance transaction costs in connection with a Business Combination, the sponsors or any affiliate of the sponsors may, but are not obligated to, loan the Company funds to fund the additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has no further amounts available for permitted withdrawals until October 1, 2026, which is the 1-year anniversary of the Initial Public Offering.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows of the Company for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 24, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,448,349 and $1,985,699 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants (as defined in Note 3) and Placement Units were charged to shareholders’ deficit as the Public Warrants and Placement Warrants (as defined in Note 4), after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds:	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,518,000)
Public Shares issuance costs	(15,916,209)
Plus:
Remeasurement of carrying value to redemption value	19,446,764

Class A ordinary shares subject to possible redemption, December 31, 2025	255,012,555
Plus:
Remeasurement of carrying value to redemption value	2,242,309

Class A ordinary shares subject to possible redemption, March 31, 2026	$257,254,864

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Placement Warrants to purchase an aggregate of 6,515,000 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, because in the calculation of diluted net income (loss) per ordinary share, their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2026 and 2025. All accretions associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,276,161	$425,387	$—	$(35,626)
Denominator:
Weighted-average shares outstanding	26,060,000	8,686,667	—	1
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(35,626)

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Administrative Support Agreement

The Company has agreed, commencing on September 30, 2025, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate or designee of the sponsors a total of $30,000 per month for office space, utilities and shared personnel support services. For the three months ended March 31, 2026, the Company incurred and paid $90,000 in fees for these services of which such amount is recorded within general and administrative fees on the accompanying statements of operations. For the three months ended March 31, 2025, no expenses were incurred for these services.

Advance from Related Party

Starting in 2023 an affiliate of the Company advanced the Company funds for working capital purposes. This amount was previously reflected on the unaudited condensed balance sheets as advance from related party. On October 1, 2025, the Company repaid the outstanding balance amounting to $239,077 at the closing of the Initial Public Offering and are no longer available. As of March 31, 2026 and December 31, 2025, the Company had no outstanding balance under the advance from related party.

Promissory Note

On July 27, 2025, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of April 27, 2026 or the completion of the Initial Public Offering. On September 30, 2025, the Company repaid the total outstanding balance of the Note and borrowings under the Note are no longer available.

Service Agreement

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer, R. Maxwell Smeal, $12,500 per month. For the three months ended March 31, 2026, the Company incurred $37,500 in fees for these services of which such amount is recorded within general and administrative fees on the accompanying statements of operations. Of these fees, $8,333 were paid and $29,167 are included in the accrued expenses line in the accompanying condensed balance sheets. For the three months ended March 31, 2025, no expenses were incurred for these services.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsors or any affiliate of the sponsors may, but are not obligated to, loan the Company funds to fund the additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Middle East conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Middle East conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Middle East conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 760,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 8,686,667 Class B ordinary shares issued and outstanding.

Warrants — As of March 31, 2026 and December 31, 2025, there were 6,325,000 Public Warrants and 190,000 Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is given to the warrant holders.

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

At March 31, 2026, assets held in the Trust Account were comprised of $257,254,864 held in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$257,254,864	$255,012,555

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. The measure of segment profit or loss is net income or loss as shown on the statement of operations. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash	$1,448,349	$1,985,699
Marketable securities held in Trust Account	$257,254,864	$255,012,555

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Formation, general and administrative costs	$540,761	$35,626
Interest earned on marketable securities held in Trust Account	$2,242,309	$—

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to BTC Development Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to BTC Development Sponsor LLC and BTC Development Advisors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 3, 2023 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,701,548, which consisted of interest earned on marketable securities held in Trust Account of $2,242,309, partially offset by formation, general and administrative costs of $540,761.

For the three months ended March 31, 2025, we had a net loss $35,626, which consisted of formation, general and administrative costs.

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

Liquidity and Capital Resources

On October 1, 2025, we consummated the Initial Public Offering of 25,300,000 Units, at $10.00 per Unit, which included the full exercise of the underwriters’ over-allotment option of 3,300,000 Units, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 760,000 Placement Units at a price of $10.00 per Placement Unit in a private placement to our sponsors and the representatives of the underwriters of the Initial Public Offering, generating gross proceeds of $7,600,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Placement Units, a total of $253,000,000 was placed in the Trust Account. We incurred $16,037,284 of transaction costs, consisting of $4,400,000 of cash underwriting fee, $10,780,000 of deferred underwriting fee, and $857,284 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $537,350. Net income of $1,701,548 was offset by interest earned on marketable securities of $2,242,309. Changes in operating assets and liabilities used $3,411 of cash from operating activities.

For the three months ended March 31, 2025, net cash used in operating activities was $0. Net loss of $35,626 was offset by payment of accrued expenses through advances from related party of $27,680. Changes in operating assets and liabilities provided $7,946 of cash from operating activities.

At March 31, 2026, we had marketable securities held in the Trust Account of $257,254,864 (including approximately $2,242,309 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of permitted withdrawals and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account for permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2026, we had cash of $1,448,349 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible into units at the option of the lender upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate or designee of our sponsors $30,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team and to pay the Chief Financial Officer up to $12,500 per month for his services as our Chief Financial Officer.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we used a third part valuation expert to estimate the fair value of the Public Warrants, and did not identify any other accounting estimates.

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary Shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Warrant Instruments

We accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified as equity in accordance with ASC 480 and ASC 815.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income (loss) per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption requires us to provide additional disclosures, but otherwise it does not materially impact the unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 760,000 Placement Units at a price of $10.00 per Placement Unit in a private placement to one of the sponsors, and the representatives of the underwriters, generating gross proceeds of $7,600,000. Of those 760,000 Placement Units, BTC Development Sponsor LLC purchased 512,500 Placement Units, CCM purchased 173,250 Placement Units and KBW purchased 74,250 Placement Units. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

BTC DEVELOPMENT CORP.

Date: May 12, 2026	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)