Form 10-Q
period 2026-06-30
BTC Development Corp.
filed 2026-08-10
CIK 2042292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 10, 2026, there were 26,060,000 Class A ordinary shares, $0.0001 par value and 8,686,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BTC DEVELOPMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BTC DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$1,124,620	$1,985,699
Prepaid expenses	147,129	132,933
Prepaid insurance	87,500	87,500
Total current assets	1,359,249	2,206,132

Long-term prepaid insurance	21,875	65,625
Marketable securities held in Trust Account	259,531,936	255,012,555
Total assets	$260,913,060	$257,284,312

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued offering costs	$75,000	$75,000
Accrued expenses	80,693	21,958
Total current liabilities	155,693	96,958
Deferred underwriting fee payable	10,780,000	10,780,000
Total liabilities	10,935,693	10,876,958

Commitments and contingencies (note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.26 and $10.08 per share as of June 30, 2026 and December 31, 2025, respectively	259,531,936	255,012,555

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	76	76
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,686,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	869	869
Additional paid-in capital	—	—
Accumulated deficit	(9,555,514)	(8,606,146)
Total shareholders’ deficit	(9,554,569)	(8,605,201)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$260,913,060	$257,284,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Formation, general and administrative costs	$408,607	$3,668	$949,368	$39,294
Loss from operations	(408,607)	(3,668)	(949,368)	(39,294)

Other income
Interest earned on marketable securities in Trust Account	2,277,072	—	4,519,381	—

Net income (loss)	$1,868,465	$(3,668)	$3,570,013	$(39,294)

Weighted average shares Class A outstanding, basic and diluted	26,060,000	—	26,060,000	—
Basic and diluted net income (loss) per Class A ordinary share	$0.05	$0.00	$0.10	$0.00
Weighted average shares Class B outstanding, basic and diluted	8,686,667	1	8,686,667	1
Basic and diluted net income (loss) per Class B ordinary share	$0.05	$(3,668)	$0.10	$(39,294)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	760,000	$76	8,686,667	$869	$—	$(8,606,146)	$(8,605,201)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,242,309)	(2,242,309)

Net income	—	—	—	—	—	1,701,548	1,701,548

Balance – March 31, 2026 (unaudited)	760,000	76	8,686,667	869	—	(9,146,907)	(9,145,962)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,277,072)	(2,277,072)

Net income	—	—	—	—	—	1,868,465	1,868,465

Balance – June 30, 2026 (unaudited)	760,000	$76	8,686,667	$869	$—	$(9,555,514)	$(9,554,569)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	1	$—	$—	$(51,644)	$(51,644)

Net loss	—	—	—	—	—	(35,626)	(35,626)

Balance – March 31, 2025 (unaudited)	—	—	1	—	—	(87,270)	(87,270)

Net loss	—	—	—	—	—	(3,668)	(3,668)

Balance – June 30, 2025 (unaudited)	—	$—	1	$—	$—	$(90,938)	$(90,938)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,570,013	$(39,294)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of accrued expenses through advances from related party	—	27,680
Payment of operation costs through advances from related party	—	39,294
Interest earned on marketable securities held in Trust Account	(4,519,381)	—
Changes in operating assets and liabilities:
Prepaid expenses	(14,196)	—
Prepaid insurance	43,750	—
Accrued expenses	58,735	(27,680)
Net cash used in operating activities	(861,079)	—

Net Change in Cash	(861,079)	—
Cash – Beginning of year	1,985,699	—
Cash – End of period	$1,124,620	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$342,611
Deferred offering costs paid from advance from related party	$—	$21,684

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from April 3, 2023 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account, if any). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering on October 1, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units was placed in a trust account (“Trust Account”), located in the United States and invested only in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of permitted withdrawals (the aggregate amount withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $400,000, and to pay its taxes, other than excise taxes, if any). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The sponsors and the Company’s officers and directors have agreed to waive (i) their redemption rights with respect to any Founder Shares and Placement Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and Placement Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Placement Shares if the Company fails to complete its initial Business Combination within the Combination Period. However, the sponsors and the Company’s officers and directors will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. CCM and KBW will have the same redemption rights as the Public Shareholders with respect to any Public Shares they acquire.

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

The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than $10.00 per-share.

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $1,124,620 in cash and a working capital surplus of $1,203,556.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsors or any affiliate of the sponsors or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has no further amounts available for permitted withdrawals until October 1, 2026, which is the one-year anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statement - Going Concern,” as of June 30, 2026, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties in order to fund working capital needs. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

Moreover, the Company will need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities. Management intends to complete a Business Combination within the Combination Period.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 24, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,124,620 and $1,985,699 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants (as defined in Note 3) and Placement Units were charged to shareholders’ deficit as the Public Warrants and Placement Warrants (as defined in Note 4), after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds:	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,518,000)
Public Shares issuance costs	(15,916,209)
Plus:
Accretion of carrying value to redemption value	19,446,764

Class A ordinary shares subject to possible redemption, December 31, 2025	255,012,555
Plus:
Accretion of carrying value to redemption value	2,242,309

Class A ordinary shares subject to possible redemption, March 31, 2026	257,254,864
Plus:
Accretion of carrying value to redemption value	2,277,072

Class A ordinary shares subject to possible redemption, June 30, 2026	$259,531,936

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Placement Warrants to purchase an aggregate of 6,515,000 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, because in the calculation of diluted net income (loss) per ordinary share, their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2026 and 2025. All accretions associated with the redeemable Class A ordinary shares are excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,401,349	$467,116	$—	$(3,668)
Denominator:
Weighted-average shares outstanding	26,060,000	8,686,667	—	1
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.00	$(3,668)

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,677,510	$892,503	$—	$(39,294)
Denominator:
Weighted-average shares outstanding	26,060,000	8,686,667	—	1
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$0.00	$(39,294)

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 1, 2025, the Company sold 25,300,000 Units, which includes the full exercise of the underwriters’ overallotment option in the amount of 3,300,000 Units, at a price of $10.00 per Unit for a total of $253,000,000. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per-share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the sponsors, CCM and KBW purchased an aggregate of 760,000 Placement Units (at a price of $10.00 per Placement Unit), for an aggregate purchase price of $7,600,000, of which 512,500 Placement Units were purchased by one of the sponsors, BTC Development Sponsor LLC, and an aggregate of 247,500 Placement Units were purchased by CCM and KBW. Each Placement Unit consists of one Class A ordinary share (“Placement Share” or, collectively, “Placement Shares”) and one-fourth of one warrant (each, a “Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per-share, subject to adjustment (see Note 7). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On April 4, 2023, BTC Development Sponsor LLC (f/k/a Cohen Circle Sponsor II, LLC) paid $25,000 to cover certain offering costs of the Company and became a holder of 1 Class B ordinary share (the “Founder Shares”). On August 11, 2025, the Company cancelled the one Founder Share and issued 8,686,667 Founder Shares to BTC Development Sponsor LLC. On September 5, 2025, BTC Development Sponsor LLC transferred 4,095,833 Founder Shares to BTC Development Advisors LLC. The Founder Shares included an aggregate of up to 1,100,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 25% of the Company’s issued and outstanding shares after the Initial Public Offering and the private placement. On October 1, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the Business Combination; and (B) subsequent to the Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per-share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Administrative Support Agreement

The Company has agreed, commencing on September 30, 2025, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate or designee of the sponsors a total of $30,000 per month for office space, utilities and shared personnel support services. For the three and six months ended June 30, 2026, the Company incurred and paid $90,000 and $180,000 in fees for these services, respectively, of which such amounts are recorded within formation, general and administrative costs on the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2025, no expenses were incurred for these services.

Advance from Related Party

Starting in 2023, an affiliate of the Company advanced the Company funds for working capital purposes. This amount was previously reflected on the unaudited condensed balance sheets as advance from related party. On October 1, 2025, the Company repaid the outstanding balance amounting to $239,077 at the closing of the Initial Public Offering and borrowings are no longer available. As of June 30, 2026 and December 31, 2025, the Company had no outstanding balance under the advance from related party.

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

Service Agreement

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer, R. Maxwell Smeal, $12,500 per month. For the three and six months ended June 30, 2026, the Company incurred $37,500 and $75,000 in fees for these services, respectively, of which such amounts are recorded within formation, general and administrative costs on the accompanying unaudited condensed statements of operations. Of these fees, $15,833 was paid and $59,167 is included in the accrued expenses line in the accompanying condensed balance sheets. For the three and six months ended June 30, 2025, no expenses were incurred for these services.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsors or any affiliate of the sponsors or certain officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per-share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per-share. Holders of ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 760,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per-share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 8,686,667 Class B ordinary shares issued and outstanding.

Warrants — As of June 30, 2026 and December 31, 2025, there were 6,325,000 Public Warrants and 190,000 Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per-share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is given to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the sponsors or their respective affiliates, without taking into account any Founder Shares held by the sponsors or their respective affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per-share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

October 1, 2025
Volatility	15.0%
Risk-free rate	3.7%
Dividend yield	0.0%
Share price	$10.16
Exercise price	$11.50
Term	5.5
Probability of Business Combination	15.0%

At June 30, 2026, assets held in the Trust Account were comprised of $259,531,936 held in money market funds which are invested primarily in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$259,531,936	$255,012,555

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. The measure of segment profit or loss is net income or loss as shown on the unaudited condensed statements of operations. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,124,620	$1,985,699
Marketable securities held in Trust Account	$259,531,936	$255,012,555

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Formation, general and administrative costs	$408,607	$3,668	$949,368	$39,294
Interest earned on marketable securities in Trust Account	$2,277,072	—	4,519,381	—

The CODM reviews interest earned on marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to BTC Development Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer collectively to BTC Development Sponsor LLC and BTC Development Advisors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the Cayman Islands on April 3, 2023 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination involving one or more businesses or assets. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Placement Units held in the Trust Account, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 3, 2023 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,868,465, which consisted of interest earned on marketable securities held in Trust Account of $2,277,072, partially offset by formation, general and administrative costs of $408,607.

For the six months ended June 30, 2026, we had net income of $3,570,013, which consisted of interest earned on marketable securities held in Trust Account of $4,519,381, partially offset by formation, general and administrative costs of $949,368.

For the three months ended June 30, 2025, we had a net loss $3,668, which consisted of formation, general and administrative costs.

For the six months ended June 30, 2025, we had a net loss $39,294, which consisted of formation, general and administrative costs.

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

For the six months ended June 30, 2026, net cash used in operating activities was $861,079. Net income of $3,570,013 was offset by interest earned on marketable securities of $4,519,381. Changes in operating assets and liabilities used $88,289 of cash from operating activities.

For the six months ended June 30, 2025, net cash used in operating activities was $0. Net loss of $39,294 was offset by payment of accrued expenses through advances from related party of $27,680 and payment of operation costs through advances from related party of $39,294. Changes in operating assets and liabilities used $27,680 of cash from operating activities.

At June 30, 2026, we had marketable securities held in the Trust Account of $259,531,936 (including $4,519,381 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of permitted withdrawals and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account for permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had cash of $1,124,620 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible into units at the option of the lender upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we used a third part valuation expert to estimate the fair value of the Public Warrants, and did not identify any other accounting estimates.

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

Warrant Instruments

We accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified as equity in accordance with ASC 480 and ASC 815.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTC DEVELOPMENT CORP.

Date: August 10, 2026	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)