Form 10-Q
period 2026-09-30
BTC Development Corp.
filed 2026-11-10
CIK 2042292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 10, 2026, there were 26,060,000 Class A ordinary shares, $0.0001 par value and 8,686,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BTC DEVELOPMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BTC DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$834,387	$1,985,699
Prepaid expenses	115,667	132,933
Prepaid insurance	87,500	87,500
Total current assets	1,037,554	2,206,132

Long-term prepaid insurance	—	65,625
Marketable securities held in Trust Account	261,903,379	255,012,555
Total assets	$262,940,933	$257,284,312

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued offering costs	$75,000	$75,000
Accrued expenses	104,117	21,958
Total current liabilities	179,117	96,958
Deferred underwriting fee payable	10,780,000	10,780,000
Total liabilities	10,959,117	10,876,958

Commitments and contingencies (note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.35 and $10.08 per share as of September 30, 2026 and December 31, 2025, respectively	261,903,379	255,012,555

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	76	76
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,686,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	869	869
Additional paid-in capital	—	—
Accumulated deficit	(9,922,508)	(8,606,146)
Total shareholders’ deficit	(9,921,563)	(8,605,201)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$262,940,933	$257,284,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Formation, general and administrative costs	$366,994	$58,813	$1,316,362	$98,107
Loss from operations	(366,994)	(58,813)	(1,316,362)	(98,107)

Other income
Interest earned on marketable securities in Trust Account	2,371,443	—	6,890,824	—

Net income (loss)	$2,004,449	$(58,813)	$5,574,462	$(98,107)

Weighted average shares Class A outstanding, basic and diluted	26,060,000	—	26,060,000	—
Basic and diluted net income (loss) per Class A ordinary share	$0.06	$0.00	$0.16	$0.00
Weighted average shares Class B outstanding, basic and diluted	8,686,667	4,168,499	8,686,667	1,394,609
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$(0.01)	$0.16	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	760,000	$76	8,686,667	$869	$—	$(8,606,146)	$(8,605,201)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,242,309)	(2,242,309)

Net income	—	—	—	—	—	1,701,548	1,701,548

Balance – March 31, 2026 (unaudited)	760,000	76	8,686,667	869	—	(9,146,907)	(9,145,962)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,277,072)	(2,277,072)

Net income	—	—	—	—	—	1,868,465	1,868,465

Balance – June 30, 2026 (unaudited)	760,000	76	8,686,667	869	—	(9,555,514)	(9,554,569)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,371,443)	(2,371,443)

Net income	—	—	—	—	—	2,004,449	2,004,449

Balance – September 30, 2026 (unaudited)	760,000	$76	8,686,667	$869	$—	$(9,922,508)	$(9,921,563)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	1	$—	$—	$(51,644)	$(51,644)

Net loss	—	—	—	—	—	(35,626)	(35,626)

Balance – March 31, 2025 (unaudited)	—	—	1	—	—	(87,270)	(87,270)

Net loss	—	—	—	—	—	(3,668)	(3,668)

Balance – June 30, 2025 (unaudited)	—	—	1	—	—	(90,938)	(90,938)

Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—

Issuance of Class B ordinary shares to Sponsor	—	—	8,686,667	869	24,131	—	25,000

Net loss	—	—	—	—	—	(58,813)	(58,813)

Balance – September 30, 2025 (unaudited)	—	$—	8,686,667	$869	$24,131	$(149,751)	$(124,751)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$5,574,462	$(98,107)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of accrued expenses through advances from related party	—	27,680
Payment of operation costs through advances from related party	—	59,534
Interest earned on marketable securities held in Trust Account	(6,890,824)	—
Changes in operating assets and liabilities:
Prepaid expenses	17,266	—
Prepaid insurance	65,625	—
Accrued expenses	82,159	10,893
Net cash used in operating activities	(1,151,312)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(2,000,000)
Net cash used in investing activities	—	(2,000,000)

Cash Flows from Financing Activities:
Repayment of advances from related party	—	(238,977)
Proceeds from amount due to Sponsor	—	5,200,000
Payment of offering costs	—	(75,000)
Net cash provided by financing activities	—	4,886,023

Net Change in Cash	(1,151,312)	2,886,023
Cash – Beginning of year	1,985,699	—
Cash – End of period	$834,387	$2,886,023

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$250,486
Deferred offering costs paid from advance from related party	$—	$128,376
Advances from related party settled through the issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from April 3, 2023 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account, if any). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering on October 1, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units was placed in a trust account (“Trust Account”), located in the United States and invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) in an interest bearing bank demand deposit account or other accounts at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $834,387 in cash and a working capital surplus of $858,437.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsors or any affiliate of the sponsors or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

To fund working capital, the Company has permitted withdrawals from the Trust Account available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 and $400,000 in interest from the Trust Account for working capital purposes, respectively, and has $400,000 available for permitted withdrawals until October 1, 2027, which is the anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statement - Going Concern,” as of September 30, 2026, the Company will need to raise additional capital through loans or additional investments from the sponsors, shareholders, officers, directors, or third parties in order to fund working capital needs. The Company cannot be certain that its plans to consummate an initial Business Combination will be successful.

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

In addition, if the Company is unable to complete a Business Combination by October 1, 2027 (or by January 1, 2028 if the Company has executed a definitive agreement for its initial Business Combination by October 1, 2027 but has not completed such Business Combination by such date), the Company will cease all operations except for the purpose of winding up. The mandatory liquidation date, should a Business Combination not be consummated, and subsequent dissolution also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed financial statements are issued.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 24, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $834,387 and $1,985,699 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, all the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds:	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,518,000)
Public Shares issuance costs	(15,916,209)
Plus:
Accretion of carrying value to redemption value	19,446,764

Class A ordinary shares subject to possible redemption, December 31, 2025	255,012,555
Plus:
Accretion of carrying value to redemption value	2,242,309

Class A ordinary shares subject to possible redemption, March 31, 2026	257,254,864
Plus:
Accretion of carrying value to redemption value	2,277,072

Class A ordinary shares subject to possible redemption, June 30, 2026	259,531,936
Plus:
Accretion of carrying value to redemption value	2,371,443

Class A ordinary shares subject to possible redemption, September 30, 2026	$261,903,379

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Placement Warrants to purchase an aggregate of 6,515,000 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, because in the calculation of diluted net income (loss) per ordinary share, their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2026 and 2025. All accretions associated with the redeemable Class A ordinary shares are excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,503,337	$501,112	$—	$(58,813)
Denominator:
Weighted-average shares outstanding	26,060,000	8,686,667	—	4,168,499
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.00	$(0.01)

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$4,180,846	$1,393,616	$—	$(98,107)
Denominator:
Weighted-average shares outstanding	26,060,000	8,686,667	—	1,394,609
Basic and diluted net income (loss) per ordinary share	$0.16	$0.16	$0.00	$(0.07)

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and for all other entities for annual periods beginning after December 15, 2025, with early adoption permitted. Management does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s financial statements, as the Company is not presently subject to income taxes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of certain categories of expenses included in relevant expense captions presented on the face of the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies interim disclosure requirements and the applicability of Topic 270. The ASU is effective for public business entities for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its unaudited condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Administrative Support Agreement

The Company has agreed, commencing on September 30, 2025, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate or designee of the sponsors a total of $30,000 per month for office space, utilities and shared personnel support services. For the three and nine months ended September 30, 2026, the Company incurred and paid $90,000 and $270,000 in fees for these services, respectively, which amounts are recorded within formation, general and administrative costs on the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2025, the Company incurred $2,000 in fees for these services.

Advance from Related Party

Starting in 2023, an affiliate of the Company advanced the Company funds for working capital purposes. This amount was previously reflected on the condensed balance sheets as advance from related party. On September 30, 2025, the Company repaid the outstanding balance amounting to $239,077 in connection with the closing of the Initial Public Offering and borrowings are no longer available. As of September 30, 2026 and December 31, 2025, the Company had no outstanding balance under the advance from related party.

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

Service Agreement

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer, R. Maxwell Smeal, up to $12,500 per month. For the three and nine months ended September 30, 2026, the Company incurred $37,500 and $112,500 in fees for these services, respectively, which amounts are recorded within formation, general and administrative costs on the accompanying unaudited condensed statements of operations. Of these fees, $15,833 was paid and $96,667 is included in the accrued expenses line in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2025, no expenses were incurred for these services.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsors or any affiliate of the sponsors or certain officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per-share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per-share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 760,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per-share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 8,686,667 Class B ordinary shares issued and outstanding.

Warrants — As of September 30, 2026 and December 31, 2025, there were 6,325,000 Public Warrants and 190,000 Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BTC DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the Public Warrants:

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

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

SEPTEMBER 30, 2026

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

At September 30, 2026, assets held in the Trust Account were comprised of $261,903,379 held in money market funds which are invested primarily in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$261,903,379	$255,012,555

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

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$834,387	$1,985,699
Marketable securities held in Trust Account	$261,903,379	$255,012,555

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Formation, general and administrative costs	$366,994	$58,813	$1,316,362	$98,107
Interest earned on marketable securities in Trust Account	$2,371,443	—	6,890,824	—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 3, 2023 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,004,449, which consisted of interest earned on marketable securities held in Trust Account of $2,371,443, partially offset by formation, general and administrative costs of $366,994.

For the nine months ended September 30, 2026, we had net income of $5,574,462, which consisted of interest earned on marketable securities held in Trust Account of $6,890,824, partially offset by formation, general and administrative costs of $1,316,362.

For the three months ended September 30, 2025, we had a net loss of $58,813, which consisted of formation, general and administrative costs.

For the nine months ended September 30, 2025, we had a net loss of $98,107, which consisted of formation, general and administrative costs.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $1,151,312. Net income of $5,574,462 was offset by interest earned on marketable securities of $6,890,824. Changes in operating assets and liabilities provided $165,050 of cash from operating activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $0. Net loss of $98,107 was offset by payment of accrued expenses through advances from related party of $27,680 and payment of operation costs through advances from related party of $59,534. Changes in operating assets and liabilities provided $10,893 of cash from operating activities. For the nine months ended September 30, 2025, net cash used in investing activities was $2,000,000, consisting of the investment of cash into the Trust Account, and net cash provided by financing activities was $4,886,023, consisting of proceeds from amount due to Sponsors of $5,200,000, partially offset by the repayment of advances from related party of $238,977 and payment of offering costs of $75,000.

At September 30, 2026, we had marketable securities held in the Trust Account of $261,903,379 (including $6,890,824 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of permitted withdrawals and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account for permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2026, we had cash of $834,387 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible into units at the option of the lender upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

Moreover, we will need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Management has determined that the liquidity condition raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities. Management intends to complete a Business Combination within the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition and the mandatory liquidation date, should a Business Combination not be consummated by October 1, 2027 (or January 1, 2028, if applicable), and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. See Note 1 to the unaudited condensed financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we used a third party valuation expert to estimate the fair value of the Public Warrants, and did not identify any other accounting estimates.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 as required for the year ended December 31, 2025. The adoption requires us to provide additional disclosures, but otherwise it does not materially impact the unaudited condensed financial statements.

For a discussion of other recently issued accounting standards, see Note 2 to the unaudited condensed financial statements included in this Quarterly Report. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTC DEVELOPMENT CORP.

Date: November 10, 2026	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)